Form 10-K
period 2008-12-31
MS STRUCTURED ASSET CORP CBT SERIES 2003-1
filed 2009-03-27
CIK 1280703

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

For the fiscal year ended December 31, 2008


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

Large accelerated filer ___  Accelerated filer ___    Non-accelerated filer    X

         Indicate by check mark whether the registrant is a shell  company  (as
defined  in  Rule  12b-2  of  the Act).           Yes ___ No     X

         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2009, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

            (a) The following documents are filed as part of this Report: None

            (b) Reports on Form 8-K:

See Table Below:

 SATURNS Trust No.:           Closing Date             Payment Dates                         Form 8-K Filing Dates (Not Trust
                                                                                                Agreement Filings in connection with
                                                                                                            Closing Date)

                                                                                                             For FY 2008
CBT 2003-1                    9/25/03                  25th day of each month or            January 30, 2008, March 5, 2008, March
                                                       next business day,                   28, 2008, April 30, 2008, June 2, 2008,
                                                       commencing October  2003             June 30, 2008, July 30, 2008, August 28,
                                                                                            2008, September 26, 2008, October 28,
                                                                                            2008, December 1, 2008 and January 8,
                                                                                            2009

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



         Date:  March 24, 2009

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, National Association as successor by merger to LaSalle Bank National Association and its officers and agents.



                                                    By:      /s/Madhu Philips
                                                      --------------------------
                                                    Name:    Madhu Philips
                                                    Title:   Vice President
                                                    Date:    March 24, 2009

                                                                    Exhibit 31.2
                             COMPLIANCE CERTIFICATE

          In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS CBT Series Units Trust 2003-1 for the fiscal year ending December 31, 2008, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that he is a duly elected Senior Vice President of Bank of America, National Association, successor by merger to LaSalle Bank National Association ("Bamk of America"), and further certifies in his capacity as such as follows:


1. Bank of America has prepared all distribution reports with respect to each distribution date for SATURNS CBT Series Units Trust 2003-1, and has filed a copy of such reports on Form 8-K during the fiscal year as described on Exhibit A hereto.

2. I have reviewed all reports on Form 8-K containing distribution reports filed in respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of SATURNS CBT Series Units Trust 2003-1;

3. I am familiar with the operations of Bank of America with respect to the SATURNS program and SATURNS CBT Series Units Trust 2003-1 and the requirement imposed by the applicable trust agreement;

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

7. Based on my knowledge, and except as disclosed in the reports, there are no material legal proceedings with respect to any trust, involving the trust or Bank of America as trustee.


                                              By:      /s/James A. Jendra
                                                 -------------------------------
                                              Name:    James A. Jendra
                                              Title:   Senior Vice President
                                                       Americas Executive
                                              Date:    March 24, 2009

                                                                       EXHIBIT A

SATURNS Trust No.:            Closing Date            Payment Dates                         Form 8-K Filing Dates (Not Trust
                                                                                        Agreement Filings in connection with Closing
                                                                                                          Date)

                                                                                                             For FY 2008
CBT 2003-1                    9/25/03                  25th day of each month or            January 30, 2008, March 5, 2008, March
                                                       next business day,                   28, 2008, April 30, 2008, June 2, 2008,
                                                       commencing October  2003             June 30, 2008, July 30, 2008, August 28,
                                                                                            2008, September 26, 2008, October 28,
                                                                                            2008, December 1, 2008 and January 8,
                                                                                            2009

                                                                    Exhibit 99.1
                     [Report of Pustorino, Puglisi & Co., LLP]

                   [On Pustorino, Puglisi & Co., LLP Letterhead]





                          INDEPENDENT ACCOUNTANT'S REPORT
                        ON APPLYING AGREED-UPON PROCEDURES



Bank of America, National Association
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603

MS Structured Asset Corp.
1585 Broadway
New York, NY 10036


With respect to the "Structured Asset Trust Unit Repackagings CBT Series 2003-1" (SATURNS Trust CBT Series 2003-1) we have performed the procedures listed below, which were agreed to by Bank of America, National Association as successor by merger to LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) solely to assist the Depositor in evaluating the Trustee's assertions that the administration of the Trust Property of SATURNS Trust CBT Series 2003-1 (the Trust) was conducted in accordance with the terms of the Trust Agreement relating thereto for the year ended December 31, 2008. This agreed-upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of this report, the Trustee and the Depositor. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

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


/s/ Pustorino, Puglisi & Co., LLP
----------------------------------

Pustorino, Puglisi & Co., LLP
New York, New York
March 11, 2009

                    [On MS Structured Asset Corp. Letterhead]





March 16, 2009



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 15, 2009 and your reports dated March 11, 2009, for the Trusts listed below:

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


We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2008.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2008 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2008 that would require adjustment to or modification of the assertions.

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




/s/Madhu Philips
----------------------
Signature


Authorized Signatory
----------------------
Title


March 16, 2009
----------------------
Date

              [On Bank of America, National Association Letterhead]



March 11, 2009



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 15, 2009 and your reports dated March 11, 2009, for the Trusts listed below:

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


We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2008.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2008 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2008 that would require adjustment to or modification of the assertions.

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




/s/Thais Hayum
-------------------------
Signature


Assistant Vice President
-------------------------
Title


March 17, 2008
----------------------
Date