Form 10-K
period 2010-12-31
MS STRUCTURED ASSET CORP CBT SERIES 2003-1
filed 2011-03-31
CIK 1280703

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Numbers 001-16443, 333-101155

MS STRUCTURED ASSET CORP.
On behalf of
SATURNS CBT Series 2003-1 Units Trust

 (Exact name of registrant as specified in its charter)

Delaware	13-4026700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 Broadway, Second Floor
New York, New York	10036
Attention: In-Young Chase
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 761-2520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
SATURNS CBT Series 2003-1 Units Trust	American Stock Exchange
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

Large accelerated filer ___              Accelerated filer ___          Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                   Yes ___ No     X

All of the common stock of the registrant is held by Morgan Stanley.  As of March 25, 2011, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The distribution reports to security holders filed on Form 8-K during the Fiscal Year in lieu of reports on Form 10-Q.

Introductory Note

The Registrant is the depositor under the trust agreements for its various SATURNS Units listed on the American Stock Exchange.  The Units do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as “Not applicable.”  Distribution reports detailing receipts and distributions by each trust are filed shortly after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

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

Trust	Underlying Security Issuer or Guarantor	CIK
CBT 2003-1	Bank of America Corporation	0000070858

	Bank One Corporation	0001067092

	BB&T Corporation	0000092230

	Boeing Capital Corporation	0000711513

	Campbell Soup Company	0000016732

	Citigroup Inc.	0000831001

	ConocoPhillips	0001163165

	Consolidated Edison Company of New York, Inc.	0000023632

	Credit Suisse Group (as guarantor of Credit Suisse (USA), Inc. registered debt securities)	0001159510

	Dominion Resources, Inc.	0000715957

	Dow Chemical Company	0000029915

	Duke Energy Corporation now known as Duke Energy Carolinas, LLC	0000030371

	Ford Motor Credit Company	0000038009

	General Electric Company	0000040545

	General Motors Acceptance Corporation	0000040729

	The Goldman Sachs Group, Inc.	0000886982

	Deere John Capital Corporation	0000027673

	Johnson & Johnson	0000200406

	Limited Brands, Inc.	0000701985

	Marsh & McLennan Companies, Inc.	0000062709

	Merck & Co., Inc.	0000310158

	SBC Communications, Inc. now known as AT&T Inc.	0000732717

	Unocal Corporation (as guarantor of the Union Oil Co. of California debt securities)	0000716039

	Verizon Virginia, Inc.	0000019725

	Wal-Mart Stores, Inc.	0000104169

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

SATURNS CBT Series 2003-1 Units Trust

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report: None

(b) Reports on Form 8-K:

See Table Below:

SATURNS Trust No.:	Closing Date	Payment Dates	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2010
CBT 2003-1	9/25/03
January 25, 2010, February 25, 2010, March 25, 2010, April 26, 2010, May 25, 2010, June 25, 2010, July 26, 2010, August 25, 2010, September 27, 2010, October 25, 2010, November 26, 2010, December 28, 2010

January 29, 2010, March 3, 2010, March 30, 2010, April 28, 2010, May 26, 2010, June 28, 2010, July 27, 2010, August 26, 2010, September 29, 2010, October 28, 2010, November 29, 2010 and December 30, 2010

SATURNS Trust No.:	Closing Date	Event Description	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date or filings related to Payment Dates) For FY 2010
CBT 2003-1	9/25/03	Not Applicable	None this fiscal year

(c) Exhibits:

Exhibit 23	Consent of Pustorino, Puglisi & Co., LLP (See Exhibit 99.1 – contained in final paragraph of accountants’ letter)
Exhibit 31.1	Rule 13a-14(d) Certification
Exhibit 31.2	Trustee Compliance Certification
Exhibit 99.1	Report of Pustorino, Puglisi & Co., LLP

(d) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2011

MS STRUCTURED ASSET CORP.
(Registrant)

By: /s/In-Young Chase
Name: In-Young Chase
Title: Vice President