Form 10-K/A
period 2012-12-31
MS STRUCTURED ASSET CORP CBT SERIES 2003-1
filed 2013-04-12
CIK 1280703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________
FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “10-K”), is to furnish a revised Rule 13a-14(d) Certification that is Exhibit 31.1 to the 10-K.  The attached Exhibit 31.1 replaces the Exhibit 31.1 to the Form 10-K in its entirety.

 No other changes have been made to the 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c) Exhibits:

Exhibit 31.1        Rule 13a-14(d) Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2013

MS STRUCTURED ASSET CORP.

(Registrant)

By:               /s/ In-Young Chase
Name:     In-Young Chase
Title:       Vice President